Form 10-K/A
period 2000-12-31
BEAR STEARNS ARM TRUST MORTGAGE PASS THROUGH CERT SER 2000-1
filed 2002-08-22
CIK 1130555

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-51279-09


         Bear Stearns ARM Trust
         Mortgage Pass-Through Certificates
         Series 2000-1 Trust
        (Exact name of registrant as specified in its charter)


                                   52-2267478
New York                           52-2267477
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Bear Stearns ARM Trust Series 2000-1 established pursuant to the Pooling and Servicing Agreement among Structured Asset Mortgage Investments Inc., as Seller, and Wells Fargo Bank Minnesota, N.A. as Trustee, pursuant to which the Bear Stearns Arm Trust Series 2000-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Bank of America <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Bank of America <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Bank of America <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On December 26, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

		No other reports on Form 8K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Bear Stearns ARM Trust
Mortgage Pass-Through Certificates
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  August 21, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Bank of America <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Bank of America <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Bank of America <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)

    PRICEWATERHOUSECOOPERS (logo)

    PricewaterhouseCoopers LLP
    Bank of America Corporate Center
    Suite 5400
    100 N. Tryon Street
    Charlotte, NC 28202
    Telephone (704) 344 7500



                          Report of Independent Accountants

      To the Board of Directors and Shareholders of Bank of America N.A. Capital Markets Servicing Group

      We have examined management's assertion, included in the accompanying report entitled Report Of Management, that Bank of America N.A. Capital Markets Servicing Group (CMSG) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000 except for the minimum servicing standards
      V.4 and VI.1, which are not applicable to such servicing. Management is responsible for CMSG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about CMSG's compliance based on our examination.

      Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

     In our opinion, management's assertion that CMSG complied with the aforementioned requirements as of and for the year ended December 31, 2000,


     is fairly stated, in all material respects.

     March 13, 2001





EX-99.2 (a)

Bank of America (logo)


Bank of America, N.A.
Capital Markets Servicing Group
CA9-703-26-10
PO Box 3609
Los Angeles, CA 90051

Tel 800.462.0505

Report of Management


We, as members of management of Bank of America N.A Capital Markets Servicing Group (CMSG), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards V.4 and VI. 1, which are not applicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of CMSG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, CMSG complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, Bank of America N.A. had in effect a fidelity bond and errors and omissions policy in the amount of $275,000,000.

Anita N. Roglich
Senior Vice President

Ernest Ulate, Jr.
Vice President




March 13, 2001



EX-99.3 (a)

    ANNUAL OFFICER CERTIFICATION

    In accordance with the Servicing Agreement, I, the undersigned, hereby certify as to each Mortgage Loan being serviced by Bank of America, N.A. the following:

    1. I am a duly authorized officer of Bank of America, N.A. and am empowered and authorized to issue this Annual Certification.

    2. All taxes, ground rents and assessments for the Mortgages covered herein have been paid.

    3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage premiums on conventional loans have been paid and are in full force.

    4. Interest is being paid on escrow in accordance to any laws, regulations, or contracts that require payment of interest on mortgagors' escrow deposit accounts.

    5. Analysis has been made to ensure sufficient money was collected in the escrow year.

    6. All required interest rate and/or monthly payment adjustments for ARM loans were made in accordance with the mortgage terms, and timely and proper notice was provided to the mortgagors.

    7. With respect to FHA Section 221 mortgages that have reached the 20th anniversary of their endorsement, we will assign those mortgages that are eligible for assignment under HUD's special assignment procedures if requested on a loan by loan basis by the investor.

    8. We have reported all ninety day delinquencies, completed foreclosures, accepted deed-in-lieu, and reinstated mortgages to the major credit repositories in accordance with our reporting requirements.

    9.  Property inspections have been made where appropriate.

   10. We have complied with the Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments (IRS 1098) from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisition of abandonment of secured property (IRS 1099-A) to report the acquisition of property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.

   11. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

   12. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.

   I FURTHER CERTIFY:

         A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2000 has been conducted in compliance with the Agreement except for such exceptions as I am setting forth below.

            Exceptions (if any): None

         B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/00 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.


            Events of Default (if any): None



                Bank of America, N.A.




                Robert K Vanderberry
                Investor Services - Kentucky
                Senior Vice President