Form 10-K/A
period 2001-12-31
BEAR STEARNS ARM TRUST MORTGAGE PASS THROUGH CERT SER 2000-1
filed 2002-12-18
CIK 1130555

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-51279-09

         Bear Stearns ARM Trust
         Mortgage Pass-Through Certificates
         Series 2000-1
         (Exact name of registrant as specified in its charter)



   New York                                        52-2267478
                                                   52-2267477
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 26, 2002 on behalf of Bear Stearns ARM Trust Mortgage Pass-Through Certificates, Series 2000-1 established pursuant to the Pooling and Servicing Agreement among Structured Asset Mortgage Investments Inc as Seller, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which Bear Stearns ARM Trust, Mortgage Pass-Through Certificates, Series 2000-1 registered under the Securities Act of 1933 (the "Certificates") were issued.







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



    Bear Stearns ARM Trust
    Mortgage Pass-Through Certificates
    Series 2000-1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   Christine A. Tincher, as Vice President

  By: /s/  Christine A. Tincher

  Dated: December 16, 2002

Sarbanes-Oxley Certification


I, Christine A. Tincher, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns ARM Trust Mortgage Pass-Through Certificates Series 2000-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Christine A. Tincher
      [Signature]


      Vice President
      [Title]




  Exhibit Index

  Exhibit No.

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

     a) Bank of America, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Bank of America, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
Bank of America Corporate Center
100 North Tryon Street
Suite 5400
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., with the minimum servicing standards (the "Standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Standards.

In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 15, 2002


EX 99.2 (a)

Exhibit 1

Bank of America    (logo)


Bank of America
NCl-022-04-08
201 North Tryon Street
Charlotte, NC 28255
Tel 704.386.5692

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2002

As of and for the year ended December 31, 2001, BA Mortgage LLC, and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $300,000,000 and $300,000,000 respectively.



Kevin M. Shannon                        Daniel F. Hellams
President                               President
Consumer Real Estate                    Bank of America Mortgage




David H. Rupp                           Gary K Bettin
Senior Vice President                   Senior Vice President and
Bank of America Mortgage Finance        National Servicing Executive
                                        Bank of America Mortgage



J. Mark Hanson                          H. Randall Chestnut
Senior Vice President                   Senior Vice President
Bank of America Mortgage                Bank of America Mortgage


EX 99.3 (a)

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

3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage prermums on conventional loans have been paid and are in full force.

4. Interest is being paid on escrow in accordance to any laws, regulations, or contracts that require payment of interest on mortgators' escrow deposit accounts.

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


10. We have complied with the Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments(IRS 1098)from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisitior of abandonment of secured property(IRS 1099-A)to report the acquisition of property by foreclosure or acceptance of a deed in lieu or by a mortgagor's abandonment of a property.

11. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

12. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.

I FURTHER CERTIFY:

A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2001 has been conducted in compliance with the Agreement except for such exceptions as I am setting forth below.

Exceptions (if any): None

B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/01 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.

Events of Default (if any):  None

Bank of America, N.A.



Robert K. Vanderberry
Investor Services-Kentucky
Senior Vice President